Form 10QSB
period 2002-03-31
CASTCITY COM
filed 2002-06-13
CIK 1140295

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2002.
                                       or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of March 31, 2002, there were 1,895,000 shares of Common Stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):

Yes      No X
   ---     ---

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1. FINANCIAL STATEMENTS

    a. Balance Sheet                                                          3

    b. Statements of Operations                                               4

    c. Statements of Cash Flows                                               5

    d. Notes to Financial Statements                                        6-7

Item 2. PLAN OF OPERATIONS                                                 8-14

PART II OTHER INFORMATION                                                    15

Item 1. LEGAL PROCEEDINGS

Item 2. CHANGES IN SECURITIES

Item 3. DEFAULTS ON SENIOR SECURITIES

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON 8-K

SIGNATURE PAGE                                                               16

                                  CASTCITY.COM
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                                  BALANCE SHEET
                                   (UNAUDITED)


                                     ASSETS
                                                                      As of
                                                                  March 31, 2002
                                                                  --------------

Receivable from trust account (Note 2)                               $   213
                                                                     --------

           Total assets                                              $   213
                                                                     ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses                                $ 5,077
                                                                     --------

           Total liabilities                                           5,077
                                                                     --------

STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock, $.0001 par value; 5,000,000 shares
          authorized;  0 shares issued and outstanding                    --
       Common stock, $.0001 par value; 10,000,000 shares
          authorized; 1,895,000 shares issued and outstanding            190
       Additional paid-in capital                                      4,615
       Deficit accumulated during the development stage               (9,669)
                                                                     --------


           Total stockholders' equity (deficit)                       (4,864)
                                                                     --------

           Total liabilities and stockholders' equity
              (deficit)                                              $   213
                                                                     ========



            See accompanying notes to condensed financial statements.


                                           CASTCITY.COM
                                 (A DEVELOPMENT-STAGE ENTERPRISE)

                                     STATEMENTS OF OPERATIONS
                                            (UNAUDITED)

                                                                              Period From Inception,
                                                                                  April 28, 2000,
                                          Three Months Ended Three Months Ended      Through
                                            March 31, 2002     March 31, 2001     March 31, 2002
                                           ----------------   ----------------   ----------------
General and administrative expenses        $           410    $           420    $         9,669
                                           ----------------   ----------------   ----------------

    LOSS BEFORE TAXES                                 (410)              (420)            (9,669)

Provision for income taxes                              --                 --                 --
                                           ----------------   ----------------   ----------------

    NET LOSS                               $          (410)   $          (420)   $        (9,669)
                                           ================   ================   ================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                      1,895,000          1,892,500          1,893,000
                                           ================   ================   ================

NET LOSS PER SHARE                         $          0.00    $          0.00    $          0.00
                                           ================   ================   ================

                     See accompanying notes to condensed financial statements.

                                                4


                                                   CASTCITY.COM
                                         (A DEVELOPMENT-STAGE ENTERPRISE)

                                             STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

                                                                                             Period From
Inception,
                                                                                               April 28, 2000,
                                                        Three Months Ended Three Months Ended      Through
                                                           March 31, 2002     March 31, 2001     March 31, 2002
                                                          ----------------   ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                              $          (410)   $          (420)   $        (9,669)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
         Issuance of common stock for services                         --                 --                604
    Increase (decrease) from changes in:
         Receivable from trust account                                334               (150)              (213)
         Accounts payable and accrued expenses                         76                420              5,077
                                                          ----------------   ----------------   ----------------

                  Net cash used by operating activities                --               (150)            (4,201)
                                                          ----------------   ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Cash proceeds held by attorney in trust
      account from the issuance of common stock                        --                150              4,201
                                                          ----------------   ----------------   ----------------

                  Net cash provided by financing activities            --                150              4,201
                                                          ----------------   ----------------   ----------------

NET INCREASE (DECREASE) IN CASH                                        --                 --                 --
                                                          ----------------   ----------------   ----------------

CASH, BEGINNING OF PERIOD                                              --                 --                 --
                                                          ----------------   ----------------   ----------------

CASH, END OF PERIOD                                       $            --    $            --    $            --
                                                          ================   ================   ================


                            See accompanying notes to condensed financial statements.

                                                        5

                                  CASTCITY.COM
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
          PERIOD FROM INCEPTION, APRIL 28, 2000, THROUGH MARCH 31, 2002


1.       BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS

         CastCity.Com (a Development-Stage Enterprise) (the "Company") was incorporated on April 28, 2000 under the laws of the State of Nevada. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development-stage enterprise as of March 31, 2002.

         BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, as of March 31, 2002, and its results of operations and cash flows for the three months ended March 31, 2002 and 2001, and the period from inception, April 28, 2000, through March 31, 2002. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

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

                                  CASTCITY.COM
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
          PERIOD FROM INCEPTION, APRIL 28, 2000, THROUGH MARCH 31, 2002


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

         As of March 31, 2002, in connection with private placements of its common stock, the Company has issued an aggregate of 90,000 shares of common stock in exchange for cash aggregating $2,700. As of March 31, 2002, the related unexpended cash proceeds are held by the Company's legal counsel in a trust account (Note 3).

3. RELATED-PARTY TRANSACTIONS

         During the three months ended March 31, 2002, and the period from inception, April 28, 2000, through March 31, 2002, the Company received legal services from a stockholder that aggregated $250 and $6,824, respectively. In connection with these services, the Company owes the related stockholder $4,175 at March 31, 2002, and such amount is included in accounts payable and accrued expenses in the accompanying balance sheet. This stockholder also maintains the Company's unexpended cash proceeds in a trust account (Note 2).

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

Expenses for the Three Months Ended March 31, 2002

         Expenses for the three months ended March 31, 2002 were $410 as compared to $420 for the same period ending March 31, 2001. The expenses resulted primarily from accounting/auditing, legal, and general administrative expenses relating to the Company's quarterly public disclosure and reporting requirements. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger.

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
    None

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended March 31, 2002.

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

                                 Dated:   June 11, 2002